Form 10-K405
period 1999-12-31
HEADLANDS HOME EQUITY LN TR SE 1999-1 CL A-1 AN CL A-2 NOTES
filed 2000-03-30
CIK 1099143

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 333-79833

GREENPOINT MORTGAGE SECURITIES INC. (formerly Headlands Mortgage Securities Inc.) (as Sponsor under the Trust Agreement, dated September 1, 1999, providing for the Issuance of the Headlands Home Equity Loan Asset-Backed Notes, Series 1999-1)

                      GREENPOINT MORTGAGE SECURITIES INC.
            (Exact Name of registrant as specified in its charter)

                  Delaware                                     68-0397342
         (State or other jurisdiction                      (I.R.S. employer
       of incorporation or organization)                  identification no.)

     700 Larkspur Landing Circle, Suite 240                       94939
                  Larkspur, CA                                  (Zip code)
    (Address of principal executive offices)

                                (415) 925-5442
             (Registrant's telephone number, including area code)

     Securities registered pursuant            Securities registered pursuant
      to Section 12(b) of the Act:              to Section 12(g) of the Act:

                   None                                      None
             (Title of class)                          (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                Not Applicable

                     Documents incorporated by reference:

                                Not Applicable

                     GREENPOINT MORTGAGE SECURIITIES INC.
              HOME EQUITY LOAN ASSET-BACKED NOTES, SERIES 1999-1

                                     INDEX

                                                                                                       Page
                                                                                                       ----
PART I       ........................................................................................     3
             ITEM 1   -   BUSINESS...................................................................     3
             ITEM 2   -   PROPERTIES.................................................................     3
             ITEM 3   -   LEGAL PROCEEDINGS..........................................................     3
             ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF
                          SECURITY HOLDERS...........................................................     3

PART II      ........................................................................................     3
             ITEM 5   -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                          RELATED STOCKHOLDER MATTERS................................................     3
             ITEM 6   -   SELECTED FINANCIAL DATA....................................................     3
             ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................     3
             ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................     3
             ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................................     3

PART III     ........................................................................................     4
             ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF
                          THE REGISTRANT.............................................................     4
             ITEM 11  -   EXECUTIVE COMPENSATION.....................................................     4
             ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT......................................................     4
             ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................     4

PART IV      ........................................................................................     5
             ITEM 14  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                          REPORTS ON FORM 8-K........................................................     5

SIGNATURES   ........................................................................................     6
INDEX TO EXHIBITS....................................................................................     7

                                    PART I

ITEM 1   -   BUSINESS

             Not Applicable.

ITEM 2   -   PROPERTIES

             GreenPoint Mortgage Securities Inc. (formerly Headlands Mortgage Securities Inc.) (the "Sponsor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3   -   LEGAL PROCEEDINGS

             The Sponsor is not aware of any material pending legal proceedings involving either the Home Equity Loan Asset-Backed Notes, Series 1999-1, the Headlands Home Equity Loan Trust 1999-1 (the "Trust); the Sale and Servicing Agreement; the Trust Agreement; the Indenture Trustee; the Sponsor; or the Servicer which relates to the Trust.

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5   -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

             To the best knowledge of the Sponsor, there is no established public trading market for the Notes.

             The Notes issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Notes. Based on information obtained by the Trust from DTC, as of December 31, 1999, there was one holder of the Class A-1 Note and 3 holders of the Class A-2 Note.

ITEM 6   -   SELECTED FINANCIAL DATA

             Not Applicable.

ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

             Not Applicable.

ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

             Not Applicable.

ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

             There were no changes of accountants or disagreements on accounting or financial disclosures between the Sponsor and its accountants.

                                   PART III

ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Not Applicable.

ITEM 11  -   EXECUTIVE COMPENSATION

             Not Applicable.

ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Sponsor is a wholly-owned, special purpose subsidiary of GreenPoint Mortgage Funding, Inc. (formerly Headlands Mortgage Company, Inc.), a California corporation. The Trust is a Delaware statutory business trust wholly-owned by the Sponsor.

ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             None.

                                    PART IV

ITEM 14  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)  The following documents are filed as part of this report:

                  1.  Financial Statements:

                      Not applicable.

                  2.  Financial Statement Schedules:

                      Not applicable.

                  3.  Exhibits:

                      Exhibit No.               Description
                      -----------               -----------
                      99.1                      Statement of Compliance of the
                                                Servicer pursuant to Section
                                                3.09 of the Sale and Servicing
                                                Agreement.

                      99.2* Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

                      99.3 Statement of Compliance of the Issuer under the Indenture.

______________
*The document is not due to be delivered until March 31, 2000. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   By: GREENPOINT MORTGAGE SECURITIES INC.,
                                       As Sponsor


                                       By: /s/ Gilbert J. MacQuarrie
                                          -----------------------------------
                                       Name:  Gilbert J. MacQuarrie
                                       Title: Vice President, Chief Financial
                                              Officer, and Secretary

Date: March 30, 2000.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

                       Signature                            Position                                        Date
                       ---------                            --------                                        ----
/s/ S.A. Ibrahim                              President and Director                                   March 30, 2000
-------------------------------------
S.A. Ibrahim                                  (Principal Executive Officer)

/s/ Becky S. Poisson                          Vice President and Director                              March 30, 2000
-------------------------------------
Becky S. Poisson

/s/ Gilbert J. MacQuarrie                     Vice President, Chief Financial Officer and              March 30, 2000
-------------------------------------
Gilbert J. MacQuarrie                         Director

/s/ Phillip R. Pollock                        Assistant Secretary                                      March 30, 2000
-------------------------------------
Phillip R. Pollock

/s/ Steven M. Abreu                           Vice President and Director                              March 30, 2000
-------------------------------------
Steven M. Abreu

/s/ Kenneth Siprelle                          Director                                                 March 30, 2000
-------------------------------------
Kenneth Siprelle

/s/ John Edmonds                              Director                                                 March 30, 2000
-------------------------------------
John Edmonds

/s/ Kristen Decker                            Vice President                                           March 30, 2000
-------------------------------------
Kristen Decker

                               INDEX TO EXHIBITS
                                  Item 14(C)

Exhibit No.           Description
-----------           -----------

99.1                  Statement of Compliance of the Servicer pursuant to
                      Section 3.09 of the Sale and Servicing Agreement.

99.2* Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3                  Statement of Compliance of the Issuer under the Indenture.

______________
*The document is not due to be delivered until March 31, 2000. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.