Form 10-K/A
period 1999-12-31
HEADLANDS HOME EQUITY LN TR SE 1999-1 CL A-1 AN CL A-2 NOTES
filed 2000-06-06
CIK 1099143

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

                      GREENPOINT MORTGAGE SECURITIES INC.
            (Exact Name of registrant as specified in its charter)

                     Delaware                                            68-0397342
         (State or other jurisdiction of                    (I.R.S. employer identification no.)
          incorporation or organization)

         700 Larkspur Landing Circle, Suite 240                             94939
                      Larkspur, CA                                       (Zip code)
        (Address of principal executive offices)

                                (415) 925-5442
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:       Securities registered pursuant to Section 12(g) of the Act:

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

                     Documents incorporated by reference:

                                Not Applicable

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:

               3.   Exhibits:

                    Exhibit No.    Description
                    ----------     -----------

                    99.1* Statement of Compliance of the Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

                    99.2 Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

                    99.3* Statement of Compliance of the Issuer under the Indenture.
______________
*Previously filed.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    By:  GREENPOINT MORTGAGE SECURITIES INC.,
                                         As Sponsor


                                         By:  /s/ Gilbert J. MacQuarrie
                                              ----------------------------------
                                         Name:  Gilbert J. MacQuarrie
                                         Title: Vice President, Chief Financial
                                                Officer, and Secretary

Date: May 31, 2000.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

            Signature                                   Position                                  Date
            ----------                                 ---------                                  ----
/s/ S.A. Ibrahim                         President and Director                                May 31, 2000
--------------------------------         (Principal Executive Officer)
S.A. Ibrahim

/s/ Becky S. Poisson                     Vice President and Director                           May 31, 2000
--------------------------------
Becky S. Poisson


/s/ Gilbert J. MacQuarrie                Vice President, Chief Financial Officer               May 31, 2000
--------------------------------         and Director
Gilbert J. MacQuarrie

/s/ Steven M. Abreu                      Vice President and Director                           May 31, 2000
--------------------------------
Steven M. Abreu


________________________________                                                               May ___, 2000
Kenneth Siprelle                         Director

________________________________                                                               May ___, 2000
John Edmonds                             Director

                               INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.    Description
-----------    -----------

99.1* Statement of Compliance of the Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

99.2 Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3*          Statement of Compliance of the Issuer under the Indenture.

______________
*Previously filed.